Form 10-Q
period 1996-03-31
CAREMARK INTERNATIONAL INC
filed 1996-05-15
CIK 890548

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----------  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----------  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

             Commission file number 1-11328


                          CAREMARK INTERNATIONAL INC.
            (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                          36-3838069
- -------------------------------                          -------------------
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



           2215 Sanders Road
          Northbrook, Illinois                                60062
- ----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


                                (847)  559-4700
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes ____X____        No ________


The number of shares of the registrant's Common Stock, $1 par value per share, outstanding as of April 30, 1996, the latest practicable date, net of treasury stock, was 81,991,075 shares.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Caremark International Inc. and Subsidiaries
               Consolidated Statements of Operations (Unaudited)

- -------------------------------------------------------------------
Three months ended March 31
(in millions, except per share data)               1996       1995
                                                  ------     ------
Net revenues                                      $764.0     $534.1

Cost of goods and services sold                    654.0      463.4
Marketing and administrative expenses               68.4       40.4
Provision for doubtful accounts                      7.0        4.6
- -------------------------------------------------------------------

Operating income from continuing operations         34.6       25.7

Non-operating expense (income):
  Interest expense, net                              4.2        4.3
  Other, net                                        (0.2)      (0.4)
- -------------------------------------------------------------------

Income from continuing operations
  before income taxes                               30.6       21.8

Income tax expense                                  12.1        8.7
- -------------------------------------------------------------------

Income from continuing operations                   18.5       13.1

Discontinued operations:
  Operating loss from discontinued operations,
    net of income taxes of ($39.5) and ($1.7)
    in 1996 and 1995, respectively                 (68.9)      (2.6)
  Gain on sale of discontinued operations,
    net of income taxes of $1.4 and $7.3
    in 1996 and 1995, respectively                   2.1       10.9
- -------------------------------------------------------------------

Income (loss) from discontinued operations         (66.8)       8.3
- -------------------------------------------------------------------

Net income (loss)                                 ($48.3)     $21.4
===================================================================

Earnings per common and common equivalent
  share:
Primary
  Income from continuing operations                $0.24      $0.18
  Operating loss from discontinued operations     ($0.89)    ($0.04)
  Gain on sale of discontinued operations          $0.03      $0.15
  Net income (loss)                               ($0.63)     $0.29

Fully diluted
  Income from continuing operations                $0.24      $0.18
  Operating loss from discontinued operations     ($0.89)    ($0.04)
  Gain on sale of discontinued operations          $0.03      $0.15
  Net income (loss)                               ($0.63)     $0.29

Weighted average common and common
  equivalent shares outstanding:
  Primary                                           77.1       73.7
  Fully diluted                                     77.4       74.4
===================================================================

See accompanying notes to consolidated financial statements.

                           Caremark International Inc. and Subsidiaries
                              Condensed Consolidated Balance Sheets

- ----------------------------------------------------------------------------
(In millions, except shares)                     March 31        December 31
                                                   1996              1995
                                                 ---------------------------
                                                (Unaudited)
Current assets:
Cash and equivalents                               $39.7               $28.4
Restricted cash                                     14.0                   -
Accounts receivable, net                           353.0               365.4
Inventories                                        119.4               112.5
Short-term deferred income taxes                    73.9                41.1
Prepaid expenses and other current assets           22.7                18.6
- ----------------------------------------------------------------------------
Total current assets                               622.7               566.0

Property and equipment:
Property and equipment, at cost                    431.6               375.9
Accumulated depreciation and amortization          (78.4)              (76.7)
- ----------------------------------------------------------------------------
Property and equipment, net                        353.2               299.2

Goodwill and other intangibles                     313.0               259.3
Other noncurrent assets                             69.5                69.7
Long-term deferred income tax asset                 33.7                33.7
Net assets of discontinued operations                  -                36.3
- ----------------------------------------------------------------------------
Total assets                                    $1,392.1            $1,264.2
============================================================================

Current liabilities:
Short-term debt                                   $310.4               $85.8
Accounts payable                                   349.8               253.9
Accrued liabilities                                159.0               135.0
- ----------------------------------------------------------------------------
Total current liabilities                          819.2               474.7

Long-term debt and lease obligations               130.9               325.4
Long-term deferred income taxes                     44.1                37.7
Other noncurrent liabilities                        40.6                33.0
Contingent liabilities (Note 5)

Stockholders' equity:
Preferred stock, $.01 par value, authorized
  20,000,000 shares, none issued                       -                   -
Common stock, $1 par value, authorized
  200,000,000 shares, issued 81,911,474 shares
  in 1996 and 81,497,489 shares in 1995             81.9                81.5
Additional contributed capital                     194.2               188.2
Shares held in trust                              (150.2)             (150.2)
Retained earnings                                  233.4               281.7
Common stock in treasury, at cost,
  82,961 shares in 1996 and
  406,136 shares in 1995                            (2.0)               (7.8)
- ----------------------------------------------------------------------------
Total stockholders' equity                         357.3               393.4
- ----------------------------------------------------------------------------
Total liabilities and stockholders' equity      $1,392.1            $1,264.2
============================================================================

See accompanying notes to consolidated financial statements.

                 Caremark International Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)


- ------------------------------------------------------------
Three months ended March 31 (in millions)
  (Brackets denote cash outflows)             1996     1995
                                              -----    -----
Cash flows from continuing operations:
Income from continuing operations             $18.5    $13.1
Adjustments for non-cash items:
  Provision for doubtful accounts               7.0      4.6
  Depreciation and amortization                11.1      5.8
  Deferred income tax expense                   5.6     12.9
  Other                                           -     (1.9)
Changes in balance sheet items:
  Accounts receivable                           5.8    (65.5)
  Inventories                                  (5.0)    18.5
  Accounts payable and accrued liabilities     (9.0)    59.5
  Prepaids and other                            2.2     (5.2)
- ------------------------------------------------------------
Cash flows from continuing operations          36.2     41.8
- ------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                          (22.2)   (16.6)
Acquisitions, net of cash received            (63.7)    (8.7)
- ------------------------------------------------------------
Cash flows from investing activities          (85.9)   (25.3)
- ------------------------------------------------------------

Cash flows from financing activities:
Net issuances of debt and lease obligations    18.6      6.9
Stock issued under employee benefit plans      12.1      3.7
Purchases of treasury stock                       -     (9.1)
- ------------------------------------------------------------
Cash flows from financing activities           30.7      1.5
- ------------------------------------------------------------

Cash flows from discontinued operations,
  net of divestiture proceeds                  44.3    (30.9)
- ------------------------------------------------------------

Increase (decrease) in cash and equivalents    25.3    (12.9)
Cash and equivalents at beginning of period    28.4     32.1
- ------------------------------------------------------------
Cash and equivalents at end of period         $53.7    $19.2
============================================================

See accompanying notes to consolidated financial statements.

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:  FINANCIAL INFORMATION

The unaudited interim consolidated financial statements of Caremark International Inc. and its subsidiaries (the "company" or "Caremark") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 1995 Annual Report to Stockholders.

In the opinion of management, the unaudited interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

NOTE 2:  INVENTORIES

Inventories of $119.4 and $112.5 million at March 31, 1996 and December 31, 1995, respectively, consist primarily of finished goods.

NOTE 3:  DISCONTINUED OPERATIONS

During 1995 Caremark divested its Clozaril Patient Management System, Home Infusion business, Oncology Management Services business and Caremark Orthopedic Services, Inc. subsidiary. Effective February 29, 1996, the company sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. Caremark retained notes payable related to previous acquisitions in the Nephrology Services business totaling $3.0 million. The after-tax gain on disposition of this business, net of disposal costs, was $2.1 million.

In accordance with APB 30, which addresses the reporting for disposition of business segments, the company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation.

First quarter 1996 discontinued operations also reflects a $65.6 million after-tax charge related to the settlements with private payors discussed in Note 5 and a $3.3 million charge for a reduction in the amount expected to be realized for deferred state income tax net operating loss benefits related to discontinued operations.

NOTE 4:  ACQUISITIONS

In January 1996, Caremark completed its agreement with CIGNA Healthcare of California, a managed health care subsidiary of CIGNA Corporation, to acquire substantially all of the assets of CIGNA Medical Group, CIGNA Healthcare's Los Angeles-area staff model delivery system ("CIGNA"). The transaction has been accounted for by the purchase method of accounting. The purchase accounting related to this transaction, along with 1995 acquisitions, remain subject to purchase accounting adjustments pending completion of valuations and analysis to determine the respective fair values of assets received and liabilities assumed.

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED



NOTE 5:  CONTINGENT LIABILITIES

On September 11, 1995, Coram Healthcare Company ("Coram") filed a complaint in the San Francisco Superior Court against Caremark International Inc. and its subsidiary, Caremark Inc., and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's Home Infusion business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement dated January 29, 1995 as amended on April 1, 1995 between Coram and the company, breach of related contracts, fraud, negligent misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief, and damages of $5.2 billion. The company filed motions in October 1995 in the Superior Court of California seeking (i) to strike certain causes of action due to the speculative nature of the claims and damages asserted and (ii) dismissal of Coram's lawsuit on grounds of lack of jurisdiction over Illinois-based Caremark. The Superior Court of California subsequently dismissed the case against the company (but not against Caremark Inc.) on the basis of lack of jurisdiction. Caremark also filed a lawsuit in the U.S. District Court in Chicago claiming that Coram committed securities fraud in its sale to the company of its securities in connection with the sale of the company's Home Infusion business to Coram. This case, which has been dismissed, is on appeal and the company has filed counterclaims to the lawsuit pending in San Francisco. Coram's lawsuit is currently in the discovery phase.

Although the company cannot predict with certainty the outcome of these proceedings, based on information currently available, management believes that the ultimate resolution of this matter is not likely to have a material adverse effect on Caremark's results of operations, cash flows or financial position. The company intends to defend these cases vigorously.

In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and fraud and negligence in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation discussed below. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys' fees and expenses. The parties continue to engage in discovery proceedings. The company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In August 1994 and July 1995, stockholders filed derivative actions on behalf of Caremark in the Court of Chancery of the State of Delaware, the United States District Court for the Northern District of Illinois and the Circuit Court of Cook County in Chicago, Illinois alleging breaches of fiduciary duty, negligence in connection with Caremark's conduct of the business and lack of corporate controls, and seeking unspecified damages, attorneys' fees and expenses. In June 1995, the parties to the Delaware derivative action entered into a memorandum of understanding providing for the terms of settlement of all claims asserted in that case. Although the proposed settlement does not contemplate the payment of any damages by any defendant, plaintiffs are expected to seek an award of attorneys' fees and expenses in

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED


NOTE 5:  CONTINGENT LIABILITIES-CONTINUED

conjunction with any approval of the settlement. The proposed settlement of the Delaware derivative action is subject to a number of conditions and the Delaware court is expected to consider the proposed settlement in mid-1996. The Illinois and Cook County Courts have entered stays of all proceedings in those actions pending resolution of the Delaware derivative action. In the event the proposed settlement of the Delaware derivative action is approved by the Delaware court, Caremark anticipates that the Illinois and Cook County derivative actions will be dismissed. If the proposed settlement is not approved, Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

Beginning in September 1994, Caremark was named as a defendant in a series of new lawsuits added to a pending group of actions brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The new lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. On April 21, 1995, the Court entered a stay of pre-trial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. The company intends to defend these cases vigorously. Management is unable to estimate at this time the impact, if any, of the ultimate resolution of this matter.

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED


NOTE 5:  CONTINGENT LIABILITIES-CONTINUED

In December 1994, Caremark was notified by the Federal Trade Commission (the "FTC") that it was conducting a civil investigation of the industry concerning whether acquisitions, alliances, agreements or activities between pharmacy benefit managers and pharmaceutical manufacturers, including Caremark's alliance agreements with certain drug manufacturers, violate Sections 3 or 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The specific nature, scope, timing and outcome of this investigation are not currently determinable. Under the statutes, if violations are found, the FTC could seek remedies in the form of injunctive relief to set aside or modify Caremark's alliance agreements and an order to cease and desist from certain marketing practices and from entering into or continuing with certain types of agreements. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

In March 1996, the company agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $42.3 million. These disputes relate to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995 discussed below. In addition, Caremark will pay $23.3 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts has been recorded in first quarter 1996 discontinued operations. Caremark may pay the settlement amounts in 1996 and 1997 or, under certain circumstances, in semi-annual installments, including interest, through 1999. No agreement, contract or other business relationship in existence at the time of the settlements will be terminated or negatively affected by the settlement agreements. The parties have also agreed to negotiate in good faith to maintain or enhance ongoing business relationships. The company's lenders have waived the impact of these settlements on the financial covenants under its existing credit facility through September 15, 1996. The company currently expects to enter into revised credit facilities prior to this date.

In June 1995, Caremark agreed to settle an investigation of the company with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Veterans Administration, the Federal Employees Health Benefits Program, the Civilian Health and Medical Program of the Uniformed Services and related state investigative agencies in all 50 states and the District of Columbia (the "OIG investigation"). The company took an after-tax charge to discontinued operations of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and related lawsuits, and other associated costs.

The company does not believe that the above-referenced settlements will materially affect its ability to pursue its long-term business strategy. There can be no assurances, however, that additional costs, claims and damages will not occur or that the ultimate costs related to the settlements will not exceed these estimates.

Caremark is party to various other commitments, claims and routine litigation arising in the ordinary course of business. Management does not believe that the result of such commitments, claims and litigation, individually or in the aggregate, will have a material effect on the company's business or its income, cash flows or financial condition.

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED


NOTE 6:  SUBSEQUENT EVENT

On May 13, 1996, Caremark and MedPartners/Mullikan, Inc. ("MedPartners") signed a definitive agreement to merge. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, each Caremark share will be converted into MedPartners common stock at a fixed ratio of 1.21 shares of MedPartners per Caremark share. The merger is expected to close in the third quarter of 1996 and is subject to stockholder and regulatory approval.

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


The company's 1995 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of the company's financial condition and results of operations at and for the year ended December 31, 1995. Management's discussion and analysis which follows focuses on material changes since that time and should be read in conjunction with the Annual Report. Relevant trends that are reasonably likely to be of a material nature are discussed to the extent known.

Summary of Results of Continuing Operations
- -------------------------------------------
The following table sets forth key income statement amounts pertaining to continuing operations, percentage increases between periods, and the relationship of such amounts to net revenues for the respective periods.


======================================================================
                                       Three Months Ended
(Unaudited,                                 March 31
dollars in millions)                     1996     1995       % change
======================================================================
Net revenues                             $764.0   $534.1        43.0%
======================================================================

Cost of goods and services sold          $654.0   $463.4        41.1%
  % of net revenues                        85.6%    86.8%

Gross margin                             $110.0    $70.7        55.6%
  % of net revenues                        14.4%    13.2%

Marketing and administrative expenses     $68.4    $40.4        69.3%
  % of net revenues                         9.0%     7.6%

Provision for doubtful accounts            $7.0     $4.6        52.2%
  % of net revenues                         0.9%     0.9%

Operating income from continuing
  operations                              $34.6    $25.7        34.6%
  % of net revenues                         4.5%     4.8%

Interest expense, net                      $4.2     $4.3        -2.3%
  % of net revenues                         0.5%     0.8%

Income from continuing operations
  before income taxes                     $30.6    $21.8        40.4%
  % of net revenues                         4.0%     4.1%

Income tax expense                        $12.1     $8.7        39.1%
  % of net revenues                         1.6%     1.6%
  % of income before taxes                 39.5%    39.9%

Income from continuing operations         $18.5    $13.1        41.2%
  % of net revenues                         2.4%     2.5%

 Primary earnings per share               $0.24    $0.18        33.3%
===========================================================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flows and credit availability. Such forward-looking statements are based on the company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, litigation outcomes, governmental and regulatory policies, medical costs and the competitive environment in which the company operates. These and other risks are detailed below as well as in other documents filed by the company with the Securities and Exchange Commission.


OVERVIEW

Many of the comparisons reflected in the company's Unaudited Consolidated Statements of Operations are impacted by growth through new affiliations in the Physician Practice Management segment. Since the first quarter of 1995, this segment has affiliated with four new physician practices, which contributed in excess of $150 million of incremental revenue to the company in the first quarter of 1996. As a result of this incremental growth and growth from existing clinics, 29.9% of the company's revenues were generated from the Physician Practice Management segment in the first quarter of 1996 versus 12.8% in the first quarter of 1995.

These incremental revenues, along with revenue growth in the Pharmaceutical Services and International segments, has resulted in growth in cost of goods and services sold and marketing and administrative expenses versus the first quarter of 1995.

As a percentage of revenues, the Physician Practice Management segment typically has higher gross margins and marketing and administrative expenses than the Pharmaceutical Services segment. As a result, the shift in revenue mix noted above has caused gross margins and marketing and administrative expenses as a percentage of revenues to increase. Excluding the impact of new affiliations, the gross margin rate has declined to 11.7% of revenues in the first quarter of 1996 due to lower revenues in the higher-margin Disease Management segment. At the same time, marketing and administrative expenses excluding this impact have declined to 6.5% of revenues in the first quarter of 1996 as a result of cost controls in place throughout the company, and reduced general corporate spending subsequent to the divestitures in 1995.

Operating income from continuing operations increased 34.6% over the first quarter of the prior year as a result of growth in all segments except Disease Management. While operating margins improved in both the Physician Practice Management and Pharmaceutical Services segments versus the first quarter of 1995, overall operating margin rates declined due to the lower percentage of sales generated from the higher-margin Disease Management segment.

Net interest expense has remained consistent with the first quarter of 1995 as a result of lower interest rates offsetting higher average borrowings. Income tax expense as a percent of revenues has declined between periods due primarily to lower state income taxes. Income from continuing operations for the quarter generated primary earnings per share of $0.24, up 33.3% from $0.18 in the prior-year period. Net income reflected a loss of $0.63 in the first quarter of 1996 as a result of the private payor settlements discussed further below.

        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations--continued


Continuing Operations--continued

The following tables summarize the results of continuing operations by industry segment:


Net Revenues
==========================================================
                              Three Months Ended
(Unaudited,                         March 31
dollars in millions)             1996     1995   % growth
==========================================================
Physician Practice Management   $228.2    $68.6    232.7%
  % of net revenues               29.9%    12.8%

Pharmaceutical Services          422.7    343.7     23.0%
  % of net revenues               55.3%    64.4%

Disease Management                92.3    102.9    -10.3%
  % of net revenues               12.1%    19.3%

International                     20.8     18.9     10.1%
  % of net revenues                2.7%     3.5%
==========================================================

Net revenues                    $764.0   $534.1     43.0%
==========================================================

Operating Income from
 Continuing Operations
==========================================================
                              Three Months Ended
(Unaudited,                         March 31
dollars in millions)             1996     1995   % change
==========================================================
Physician Practice Management     $8.0     $1.9    321.1%
  % of segment revenues            3.5%     2.8%

Pharmaceutical Services           16.4     10.3     59.2%
  % of segment revenues            3.9%     3.0%

Disease Management                15.1     18.4    -17.9%
  % of segment revenues           16.4%    17.9%

International                     (1.2)    (0.2)  -500.0%
  % of segment revenues           -5.8%    -1.1%

General Corporate                 (3.7)    (4.7)   -21.3%
==========================================================

Operating income from
  continuing operations          $34.6    $25.7     34.6%
  % of net revenues                4.5%     4.8%
==========================================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

CONTINUING OPERATIONS-CONTINUED
- -------------------------------

Caremark operates in four industry segments: Physician Practice Management, Pharmaceutical Services, Disease Management and International.

PHYSICIAN PRACTICE MANAGEMENT

This segment's revenues of $228.2 million in the first quarter of 1996 increased 232.7% over the first quarter of 1995 as a result of same clinic revenue growth and new affiliations in 1995 and early 1996 with Friendly Hills Healthcare Network, Diagnostic Clinic, Glen Ellyn Clinic and CIGNA. Revenues for the remainder of 1996 in this segment are expected to grow as compared to 1995, but at a slower rate given the timing of new affiliations in 1995.

First quarter operating income in this segment grew 321.1% over the same period of the prior year due to profits from new affiliations, lower headquarters staff spending and efficiencies implemented at existing clinics. Operating margin rates for this segment improved to 3.4% as compared to 2.1% in the first quarter of 1995 as a result of higher margins being generated from new affiliations, operating efficiencies being implemented at the clinics, and spreading fixed overhead expenses over a larger revenue base.


PHARMACEUTICAL SERVICES

This segment's revenues grew 23.0% to $422.7 million during the first quarter of 1996 compared to the same period of 1995. This growth is attributable to pharmaceutical price increases, the addition of customers, further penetration of existing customers and the sale of new products.

Operating income in the first quarter of 1996 was $16.4 million, a 59.2% increase over the same period of 1995. This growth is the result of the higher revenues noted above and a reduction in outsourcing costs, offset partially by higher amortization costs. As a percentage of revenues, operating income grew to 3.9% due to these factors and the spreading of fixed overhead expenses over a larger revenue base.


DISEASE MANAGEMENT

Disease Management revenues declined in the first quarter of 1996 as compared to the same period of 1995 as a result of lower volumes in the hemophilia business resulting from new competition and continued government and managed care pricing pressures for its growth hormone products. Hemophilia revenues declined 8.0% versus the first quarter of 1995 and growth hormone sales declined 12.3%. In April 1996, Caremark extended its contract with Genentech through 1999 to remain the preferred provider of its growth hormone products in the United States.

Operating income in this segment declined to $15.1 million, a decrease of 17.9% as compared to the first quarter of 1995, as a result of the lower pricing and volume noted above. These factors have also caused a decline in the operating margin of this business in the first quarter of 1996 versus the same period of 1995. Continuation of these trends could continue to have a negative impact on this segments revenues and operating profits.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

CONTINUING OPERATIONS-CONTINUED
- -------------------------------

INTERNATIONAL

International revenues increased 10.1% to $20.8 million in the first quarter of 1996 as compared to the same period of 1995 due to increased market penetration and patient gains in most of the countries in which the company operates. Expansion efforts continue in several countries where reform initiatives are transforming health care delivery systems. Caremark has signed a contract to provide prescription benefit management services in the Netherlands. First quarter operating results for this segment declined over the first quarter of 1995 due to investment and start-up spending necessary to establish and grow these businesses. Foreign exchange rates did not have a substantial impact on first quarter revenues or operating profits.


GENERAL CORPORATE

General corporate spending declined $1.0 million in the first quarter of 1996 as compared to the same period of 1995. This decrease is the result of the divestiture of businesses during 1995 and early 1996 which has allowed the company to reduce its overhead spending.


DISCONTINUED OPERATIONS
- -----------------------

During 1995 Caremark divested its Clozaril Patient Management System, Home Infusion business, Oncology Management Services business and Caremark Orthopedic Services, Inc. subsidiary. Effective February 29, 1996, the company sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. In accordance with APB 30, which addresses the reporting for disposition of business segments, the company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation.

The after-tax gain reflected in the first quarter of 1996 on disposition of the Nephrology Services business, net of disposal costs, was $2.1 million. First quarter 1996 discontinued operations also reflects a $65.6 million after-tax charge related to the settlements with private payors discussed in Note 5 and a $3.3 million charge for a reduction in the amount expected to be realized for deferred state net operating loss benefits related to discontinued operations. Discontinued operations for the first quarter of 1995 reflects the after-tax gain on the disposal of the Clozaril Patient Management System which was disposed of effective March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Management assesses Caremark's liquidity in terms of its overall ability to mobilize cash to support ongoing operating needs, including capital expenditures, and to fund future acquisitions.

Caremark's total assets as of March 31, 1996 increased 10.1% over December 31, 1995 primarily as a result of the acquisition of the assets of CIGNA and capital expenditures. Net working capital declined $287.8 million due primarily to the impact of the private payor settlements discussed in Note 5 and the classification of $175.0 million of debt borrowed under Caremark's

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
- -------------------------------------------

long-term credit facility as current as of March 31, 1996 as discussed further below. Cash balances increased as a result of the timing of cash disbursements and borrowings. Restricted cash relates to $14.0 million placed in escrow and required to be applied to fund a portion of the private payor settlements discussed in Note 5. Accounts receivable decreased as a result of collections in the Disease Management segment. Short-term deferred tax assets increased due to the deferred tax benefits related to the private payor settlements discussed in
Note 5. Property and equipment increased as a result of capital expenditures and assets acquired in acquisitions. Goodwill and other intangibles increased due to the acquisition of CIGNA. The increase in accounts payable is due entirely to the pre-tax liability recorded in the first quarter of 1996 for the private payor settlements discussed in Note 5. Accrued liabilities increased primarily due to the acquisition of CIGNA.

Short-term debt increased since December 31, 1995 due to higher borrowings under Caremark's short-term credit facility and the inclusion as short-term, at March 31, 1996, of $175.0 million borrowed under Caremark's long-term credit facility. This amount has been classified as current since the waiver granted by the company's lenders in connection with the private payor settlements discussed in
Note 5 does not extend beyond one year. Long-term debt decreased since December 31, 1995 due to the short-term classification of the credit facility borrowings. In total, debt increased $30.1 million since December 31, 1995 due to higher borrowings, however, total debt net of cash on hand increased $4.8 million. Total equity declined since December 31, 1995 primarily as a result of the private payor settlements discussed in Note 5, partially offset by net income from continuing operations.

Caremark's current ratio (current assets divided by current liabilities) as of March 31, 1996 has declined to .76 versus 1.19 at December 31, 1995. This decline is the result of the private payor settlement amount included as accounts payable along with the classification as short-term debt of $175.0 million of borrowings under Caremark's long-term credit facility.

Cash flows from continuing operations is the Company's principal source of funding to support normal business activities. The Company's positive cash flow from continuing operations was $36.2 million for the quarter ended March 31, 1996 versus $41.8 million for the same period of 1995.

Cash flows for investing activities consist of capital expenditures and business acquisition spending. The increase in capital expenditures occurred primarily within the expanding Physician Practice Management and Pharmaceutical Services businesses, including investments in information systems and technology. Acquisition spending in the first quarter of 1996 reflects the acquisition of CIGNA as well as payments related to obligations from physician practice affiliations initiated in prior years.

Cash flows from financing activities of $30.7 million in the first quarter of 1996 consist of $12.1 million of cash received upon issuances of common stock under employee benefit plans and $18.6 million of net borrowings. Cash flows from discontinued operations in the first quarter of 1996 include $49.0 million of proceeds received upon the divestiture of the Nephrology Services business.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
- -------------------------------------------

Management believes that the company's cash flows from operations and amounts available under the company's existing credit facilities are sufficient to meet its ongoing operating and capital expenditure requirements. The settlements with private payors discussed in Note 5 require payments totaling $108.4 million of which $3.3 million has been paid as of March 31, 1996, $101.8 million is due during the remainder of 1996 and $3.3 million in 1997; or, under certain circumstances, $113.9 million plus interest would be due as follows: $35.6 million in 1996 ($3.3 million of which has been paid), $33.3 million in 1997, $25.0 million in 1998 and $20.0 million in 1999. The company will review various financing alternatives, if necessary, to provide additional financial flexibility. See Note 6 -- Susequent Event.

                           PART II. OTHER INFORMATION

                  CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

On September 11, 1995, Coram Healthcare Company ("Coram") filed a complaint in the San Francisco Superior Court against Caremark International Inc. and its subsidiary, Caremark Inc., and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's Home Infusion business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement dated January 29, 1995 as amended on April 1, 1995 between Coram and the company, breach of related contracts, fraud, negligent misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief, and damages of $5.2 billion. The company filed motions in October 1995 in the Superior Court of California seeking (i) to strike certain causes of action due to the speculative nature of the claims and damages asserted and (ii) dismissal of Coram's lawsuit on grounds of lack of jurisdiction over Illinois-based Caremark. The Superior Court of California subsequently dismissed the case against the company (but not against Caremark Inc.) on the basis of lack of jurisdiction. Caremark also filed a lawsuit in the U.S. District Court in Chicago claiming that Coram committed securities fraud in its sale to the company of its securities in connection with the sale of the company's Home Infusion business to Coram. This case, which has been dismissed, is on appeal and the company has filed counterclaims to the lawsuit pending in San Francisco. Coram's lawsuit is currently in the discovery phase.

Although the company cannot predict with certainty the outcome of these proceedings, based on information currently available, management believes that the ultimate resolution of this matter is not likely to have a material adverse effect on Caremark's results of operations, cash flows or financial position. The company intends to defend these cases vigorously.

In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and fraud and negligence in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys' fees and expenses. The parties continue to engage in discovery proceedings. The company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In August 1994 and July 1995, stockholders filed derivative actions on behalf of Caremark in the Court of Chancery of the State of Delaware, the United States District Court for the Northern District of Illinois and the Circuit Court of Cook County in Chicago, Illinois alleging breaches of fiduciary duty, negligence in connection with Caremark's conduct of the business and lack of corporate controls, and seeking unspecified damages, attorneys' fees and expenses. In June 1995, the parties to the Delaware derivative action entered into a memorandum of understanding providing for the terms of settlement of all claims asserted in that case. Although the proposed settlement does not contemplate the payment of any damages by any defendant, plaintiffs are expected to seek an award of attorneys' fees and expenses in

                          PART II. OTHER INFORMATION

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)


conjunction with any approval of the settlement. The proposed settlement of the Delaware derivative action is subject to a number of conditions and the Delaware court is expected to consider the proposed settlement in mid-1996. The Illinois and Cook County Courts have entered stays of all proceedings in those actions pending resolution of the Delaware derivative action. In the event the proposed settlement of the Delaware derivative action is approved by the Delaware court, Caremark anticipates that the Illinois and Cook County derivative actions will be dismissed. If the proposed settlement is not approved, Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

Beginning in September 1994, Caremark was named as a defendant in a series of new lawsuits added to a pending group of actions brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The new lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. On April 21, 1995, the Court entered a stay of pre-trial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. The company intends to defend these cases vigorously. Management is unable to estimate at this time the impact, if any, of the ultimate resolution of this matter.

                          PART II. OTHER INFORMATION

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)


In December 1994, Caremark was notified by the Federal Trade Commission (the "FTC") that it was conducting a civil investigation of the industry concerning whether acquisitions, alliances, agreements or activities between pharmacy benefit managers and pharmaceutical manufacturers, including Caremark's alliance agreements with certain drug manufacturers, violate Sections 3 or 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The specific nature, scope, timing and outcome of this investigation are not currently determinable. Under the statutes, if violations are found, the FTC could seek remedies in the form of injunctive relief to set aside or modify Caremark's alliance agreements and an order to cease and desist from certain marketing practices and from entering into or continuing with certain types of agreements. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

Caremark is party to various other commitments, claims and routine litigation arising in the ordinary course of business. Management does not believe that the result of such commitments, claims and litigation, individually or in the aggregate, will have a material effect on the company's business or its income, cash flows or financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index

(b)      Reports on Form 8-K
         None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CAREMARK INTERNATIONAL INC.
                              ---------------------------
                                     (Registrant)


Date:  May 15, 1996      By:  /s/  Thomas W. Hodson
                            -----------------------------
                                 Thomas W. Hodson
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 duly authorized Officer of Registrant)

                                 EXHIBIT INDEX


NUMBER        DESCRIPTION OF EXHIBIT
- ------        ----------------------

3.1           Caremark International Inc. Bylaws, amended as of March 11,
              1996 (incorporated by reference to Exhibit 3.2 of the Registrant's 1995 Annual Report on Form 10-K, File No. 1-11328)


10.1 Amendment No. 1 and Consent, dated as of March 18, 1996, to the Long Term Credit Agreement, the Short-term Credit Agreement and the Letter of Credit Reimbursement Agreement, each dated as of September 29, 1995, among the Registrant, The First National Bank of Chicago, as agent, and the lenders listed therein

10.2 Asset Purchase Agreement, dated as of March 1, 1996, between Total Renal Care, Inc. and Caremark Inc., Caremark Physician Services, Caremark Nephrology Services Inc. and Dialysis Supplies, Inc.

11.1          Computation of Primary Earnings Per Common and Common Equivalent
              Share

11.2          Computation of Fully Diluted Earnings Per Common and Common
              Equivalent Share

12.1          Computation of Ratio of Earnings to Fixed Charges

27            Financial Data Schedule