Form 10-Q
period 1996-06-30
CAREMARK INTERNATIONAL INC
filed 1996-08-14
CIK 890548

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         X
      ------- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1996

      ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ----- to -----

                    Commission file number 1- 11328



                          CAREMARK INTERNATIONAL INC.
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                  36-3838069
- -------------------------------                      ----------
(State or other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



            2215 Sanders Road
          Northbrook, Illinois                          60062
- ----------------------------------------                -----
(Address of Principal Executive Offices)             (Zip Code)


                                (847) 559-4700
                                --------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes   X             No
                         -------            -------


The number of shares of the registrant's Common Stock, $1 par value per share, outstanding as of August 1, 1996, the latest practicable date, net of treasury stock, was 82,311,443 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          CAREMARK INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- ------------------------------------------------------------
THREE MONTHS ENDED JUNE 30
(IN MILLIONS, EXCEPT PER SHARE DATA)       1996      1995
                                          ------------------
NET REVENUES                              $805.6   $  586.0

Cost of goods and services sold            695.6      498.4
Marketing and administrative expenses       63.7       52.6
Provision for doubtful accounts              7.6        5.4
- ------------------------------------------------------------

OPERATING INCOME FROM CONTINUING
  OPERATIONS                                38.7       29.6

Non-operating expense (income):
  Interest expense, net                      5.1        0.6
  Other, net                                (0.2)         -
- ------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                              33.8       29.0

Income tax expense                          10.8       11.6
- ------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS           23.0       17.4

Discontinued operations:
  Operating loss from discontinued
    operations, net of income taxes
    of ($55.8) in 1995                         -     (144.0)
  Loss on sale of discontinued
    operations, net of income taxes of
    ($2.5) in 1995                             -       (3.8)
- ------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS              -     (147.8)
- ------------------------------------------------------------

NET INCOME (LOSS)                         $ 23.0    ($130.4)
============================================================

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE:
Primary
  Income from continuing operations       $ 0.30   $   0.23
  Operating loss from discontinued
    operations                                 -     ($1.93)
  Loss on sale of discontinued
    operations                                 -     ($0.05)
  Net income (loss)                       $ 0.30     ($1.75)

Fully diluted
  Income from continuing operations       $ 0.30   $   0.23
  Operating loss from discontinued
    operations                                 -     ($1.93)
  Loss on sale of discontinued
    operations                                 -     ($0.05)
  Net income (loss)                       $ 0.30     ($1.75)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARE
  Primary                                   77.7       74.6
  Fully diluted                             77.7       75.0
============================================================

See accompanying notes to consolidated financial statements.

                          CAREMARK INTERNATIONAL INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- --------------------------------------------------------------
SIX MONTHS ENDED JUNE 30
(IN MILLIONS, EXCEPT PER SHARE DATA)        1996       1995
                                          --------------------
NET REVENUES                              $1,569.6   $1,120.1

Cost of goods and services sold            1,349.6      961.8
Marketing and administrative expenses        132.1       93.0
Provision for doubtful accounts               14.6       10.0
- --------------------------------------------------------------

OPERATING INCOME FROM CONTINUING
 OPERATIONS                                   73.3       55.3

Non-operating expense (income):
     Interest expense, net                     9.3        4.9
     Other, net                               (0.4)      (0.4)
- --------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                             64.4       50.8

Income tax expense                            22.9       20.3
- --------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS             41.5       30.5

Discontinued operations:
  Operating loss from discontinued
   operations, net of
       income taxes of ($39.5) in 1996
        and ($57.5) in 1995                  (68.9)    (146.6)
  Gain on sale of discontinued
   operations, net of
       income taxes of $1.4 in 1996 and
        $4.7 in 1995                           2.1        7.1
- --------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS            (66.8)    (139.5)
- --------------------------------------------------------------

NET INCOME (LOSS)                           ($25.3)   ($109.0)
==============================================================

EARNINGS PER COMMON AND COMMON
 EQUIVALENT
   SHARE:
Primary
  Income from continuing operations       $   0.54   $   0.41
  Operating loss from discontinued          ($0.89)    ($1.98)
   operations
  Gain on sale of discontinued            $   0.03   $   0.10
   operations
  Net income (loss)                         ($0.33)    ($1.47)

Fully diluted
  Income from continuing operations       $   0.54   $   0.41
  Operating loss from discontinued          ($0.89)    ($1.98)
   operations
  Gain on sale of discontinued            $   0.03   $   0.09
   operations
  Net income (loss)                         ($0.33)    ($1.47)

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARE
  Primary                                     77.4       74.2
  Fully diluted                               77.4       74.8
==============================================================

See accompanying notes to consolidated financial statements.

                  CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------
(In millions, except shares)               June 30,    December 31,
                                             1996          1995
                                          -------------------------
                                          (Unaudited)

CURRENT ASSETS:
Cash and equivalents                        $   49.0       $   28.4
Restricted cash                                 14.0              -
Accounts receivable, net                       376.3          365.4
Inventories                                     99.6          112.5
Short-term deferred income taxes                64.2           41.1
Prepaid expenses and other current              23.8           18.6
 assets
- -------------------------------------------------------------------
TOTAL CURRENT ASSETS                           626.9          566.0

PROPERTY AND EQUIPMENT:
Property and equipment, at cost                454.7          375.9
Accumulated depreciation and                   (88.0)         (76.7)
 amortization
- -------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                    366.7          299.2

GOODWILL AND OTHER INTANGIBLES                 320.5          259.3
OTHER NONCURRENT ASSETS                         89.5           69.7
LONG-TERM DEFERRED INCOME TAX ASSET                -           33.7
NET ASSETS OF DISCONTINUED OPERATIONS              -           36.3
- -------------------------------------------------------------------
TOTAL ASSETS                                $1,403.6       $1,264.2
===================================================================
CURRENT LIABILITIES:
Short-term debt                             $  289.6       $   85.8
Accounts payable                               377.2          253.9
Accrued liabilities                            146.7          135.0
- -------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                      813.5          474.7

LONG-TERM DEBT AND LEASE OBLIGATIONS           130.2          325.4
LONG-TERM DEFERRED INCOME TAXES                 42.2           37.7
OTHER NONCURRENT LIABILITIES                    29.7           33.0
CONTINGENT LIABILITIES (NOTE 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
 authorized
    20,000,000 shares, none issued                 -              -
Common stock, $1 par value, authorized
    200,000,000 shares, issued
    82,269,462 shares
    in 1996 and 81,497, 489 in 1995             82.2           81.5
Additional contributed capital                 199.6          188.2
Shares held in trust                          (150.2)        (150.2)
Retained earnings                              256.4          281.7
Common stock in treasury, at cost,
    none in 1996 and 406,136 shares
    in 1995                                        -           (7.8)
- -------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                     388.0          393.4
- -------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,403.6       $1,264.2
===================================================================

See accompanying notes to consolidated financial statements.

                  CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



- --------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, (IN MILLIONS)
(Brackets denote cash outflows)                                1996        1995
                                                              ------------------

CASH FLOWS FROM CONTINUING OPERATIONS:
Income from continuing operations                             $ 41.5     $ 30.5
Adjustments for non-cash items:
 Provision for doubtful accounts                                14.6       10.0
 Depreciation and amortization                                  25.0       14.4
 Deferred income tax expense                                    38.0        6.5
Changes in balance sheet items:
 Accounts receivable                                           (26.1)     (54.5)
 Inventories                                                    14.8        0.5
 Accounts payable and accruals                                 (16.1)      56.5
 Prepaids and other                                             (6.5)       1.9
- -------------------------------------------------------------------------------
CASH FLOWS FROM CONTINUING OPERATIONS                           85.2       65.8
- -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (48.4)     (33.0)
Acquisitions, net of cash received                             (71.6)    (141.0)
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                          (120.0)    (174.0)
- -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net issuances (redemptions) of debt and lease obligations       27.5      (52.2)
Stock issued under employee benefit plans                       19.8       11.7
Purchases of treasury stock                                        -      (19.9)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                            47.3      (60.4)
- -------------------------------------------------------------------------------

CASH FLOWS FROM DISCONTINUED OPERATIONS,
 NET OF DIVESTITURE PROCEEDS                                    22.1      158.0
- -------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     34.6      (10.6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     28.4       32.1
- -------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                        $  63.0     $ 21.5
===============================================================================

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

NOTE 2:  INVENTORIES

Inventories of $99.6 and $112.5 million at June 30, 1996 and December 31, 1995, respectively, consist primarily of finished goods.

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

NOTE 4:  ACQUISITIONS

In January 1996, Caremark completed its agreement with CIGNA Healthcare of California, a managed health care subsidiary of CIGNA Corporation, to acquire substantially all of the assets of CIGNA Medical Group, CIGNA Healthcare's Los Angeles-area staff model delivery system ("CIGNA"). The transaction has been accounted for by the purchase method of accounting. The accounting related to this transaction remains subject to purchase accounting adjustments pending completion of valuations and analysis to determine the respective fair values of assets received and liabilities assumed. These valuations are expected to be completed no later than the fourth quarter of 1996.

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED



NOTE 5:  CONTINGENT LIABILITIES

In May 1996, two stockholders, each purporting to represent a class, filed (but have not yet served) complaints against Caremark and each of its directors in the Court of Chancery of the State of Delaware alleging breached of the directors' fiduciary duty in connection with Caremark's proposed merger with Medpartners/Mullikin, Inc. The complaints seek unspecified damages, injunctive relief, and attorneys' fees and expenses. The Company intends, if served, to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

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

In May 1996, three pharmacies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark, a subsidiary of Caremark, and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy statute, the antitrust laws and of California's unfair business practice statute. The complaint seeks unspecified treble damages, and attorneys' fees and expenses. Caremark intends to defend this case vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and fraud and negligence in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation discussed below. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys' fees and expenses. In June 1996, the complaint filed by one group of stockholders alleging violations of the Securities Exchange Act of 1934 only, was

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED



NOTE 5:  CONTINGENT LIABILITIES (CONTINUED)

certified as a class. The parties to all of the complaints continue to engage in discovery proceedings. The company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In August 1994 and July 1995, stockholders filed derivative actions on behalf of Caremark in the Court of Chancery of the State of Delaware, the United States District Court for the Northern District of Illinois and the Circuit Court of Cook County in Chicago, Illinois alleging breaches of fiduciary duty, negligence in connection with Caremark's conduct of the business and lack of corporate controls, and seeking unspecified damages, attorneys' fees and expenses. In June 1996, the parties entered into a Stipulation and Agreement of Compromise and Settlement which established proposed terms for the settlement of the case. The Delaware court will conduct a hearing on August 16, 1996 to consider the proposed settlement. Although the proposed settlement does not contemplate the payment of any damages by any defendant, plaintiffs are expected to seek an award of attorneys' fees and expenses not in excess of $1.025 million in conjunction with any approval of the settlement. The Illinois and Cook County Courts have entered stays of all proceedings in those actions pending resolution of the Delaware derivative action. In the event the proposed settlement of the Delaware derivative action is approved by the Delaware court, Caremark anticipates that the Illinois and Cook County derivative actions will be dismissed. If the proposed settlement is not approved, Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also served (but have not yet filed) a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

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



NOTE 5:  CONTINGENT LIABILITIES (CONTINUED)

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



NOTE 5:  CONTINGENT LIABILITIES (CONTINUED)

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

NOTE 6:  MERGER

On May 13, 1996, Caremark and MedPartners/Mullikin, Inc. ("MedPartners") signed a definitive agreement to merge. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, each Caremark share will be converted into MedPartners common stock at a fixed ratio of 1.21 shares of MedPartners per Caremark share. The merger is expected to close in the third quarter of 1996 and is subject to stockholder and regulatory approval.

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

SUMMARY OF RESULTS OF CONTINUING OPERATIONS
- -------------------------------------------

The following table sets forth key income statement amounts pertaining to continuing operations, percentage changes between periods, and the relationship of such amounts to net revenues for the respective periods.

- --------------------------------------------------------------------------------------------------
(UNAUDITED,                               THREE MONTHS ENDED              SIX MONTHS ENDED
DOLLARS IN MILLIONS)                           JUNE 30,                       JUNE 30,
                                      1996     1995     % CHANGE     1996       1995     % CHANGE
- --------------------------------------------------------------------------------------------------
NET REVENUES                         $805.6   $586.0       37.5%   $1,569.6   $1,120.1       40.1%
- --------------------------------------------------------------------------------------------------
COST OF GOODS AND SERVICES SOLD       695.6    498.4       39.6%    1,349.6      961.8       40.3%
% of net revenues                      86.3%    85.0%                  86.0%      85.9%

GROSS MARGIN                          110.0     87.6       25.6%      220.0      158.3       39.0%
% of net revenues                      13.7%    15.0%                  14.0%      14.1%

MARKETING AND ADMINISTRATIVE
   EXPENSES                            63.7     52.6       21.1%      132.1       93.0       42.0%
% of net revenues                       7.9%     9.0%                   8.4%       8.3%

PROVISION FOR DOUBTFUL ACCOUNTS         7.6      5.4       40.7%       14.6       10.0       46.0%
% of net revenues                       0.9%     0.9%                   0.9%       0.9%

OPERATING INCOME FROM CONTINUING
   OPERATIONS                          38.7     29.6       30.7%       73.3       55.3       32.6%
% of net revenues                       4.8%     5.1%                   4.7%       4.9%

INTEREST EXPENSE, NET                   5.1      0.6      750.0%        9.3        4.9       89.8%
% of net revenues                       0.6%     0.1%                   0.6%       4.4%

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                 33.8     29.0       16.6%       64.4       50.8       26.8%
% of net revenues                       4.2%     4.9%                   4.1%       4.5%

INCOME TAX EXPENSE                     10.8     11.6       (6.9%)      22.9       20.3       12.8%
% of net revenues                       1.3%     2.0%                   1.5%       1.8%
% of income before taxes               32.0%    40.0%                  35.6%      40.0%

INCOME FROM CONTINUING OPERATIONS      23.0     17.4       32.2%       41.5       30.5       36.1%
% of net revenues                       2.9%     3.0%                   2.6%       2.7%

PRIMARY EARNINGS PER SHARE           $ 0.30   $ 0.23       30.4%   $   0.54   $   0.41       31.7%
- --------------------------------------------------------------------------------------------------

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


OVERVIEW

Many of the comparisons reflected in the company's Unaudited Consolidated Statements of Operations are impacted by growth through new affiliations in the Physician Practice Management segment. Since May 1995, this segment has affiliated with four new physician practices, which contributed in excess of $200 million of incremental revenue to the company in the first half of 1996. As a result of this incremental growth and growth from existing clinics, 29.9% of the company's revenues were generated from the Physician Practice Management segment in the first half of 1996 versus 16.1% in the first half of 1995.

These incremental revenues, along with revenue growth in the Pharmaceutical Services and International segments, has resulted in growth in cost of goods and services sold and marketing and administrative expenses versus the first half and second quarter of 1995.

Excluding the impact of new affiliations, the gross margin rate has declined to 12.1% and 11.9% of revenues in the second quarter and first half of 1996, respectively, due to lower revenues in the higher-margin Disease Management segment. At the same time, marketing and administrative expenses excluding the incremental impact of these new affiliations have declined to 6.7% and 6.6% of revenues in the second quarter and first half of 1996, respectively, as a result of cost controls in place throughout the company, and reduced general corporate spending subsequent to the divestitures in 1995.

Operating income from continuing operations increased 30.7% over the second quarter and 32.6% over the first half of the prior year as a result of growth in all segments except Disease Management. Overall operating margin rates declined in the second quarter and first half of 1996 as compared to the prior year due primarily to the lower percentage of sales generated from the higher-margin Disease Management segment.

Net interest expense in the second quarter and first half of 1996 increased over the same periods of 1995 due to higher average borrowings and lower interest income from securities received upon divestitures. Income tax expense as a percent of revenues has declined between periods due primarily to lower state income taxes and adjustments to tax reserves related to completed audits. Income from continuing operations and net income for the second quarter of 1996 generated primary earnings per share of $0.30, up 30.4% from $0.23 in the prior-year period. Net income in the first half of 1996 reflected a loss of $0.33 per share as a result of the private payor settlements discussed further below.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

CONTINUING OPERATIONS - CONTINUED
- ---------------------------------

The following tables summarize the results of continuing operations by industry segment:


NET REVENUES
- -----------------------------------------------------------------------------------------------------------
(UNAUDITED,                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
DOLLARS IN MILLIONS)                                 JUNE 30,                          JUNE 30,
- -----------------------------------------------------------------------------------------------------------
                                            1996      1995     % CHANGE      1996        1995      % CHANGE

PHYSICIAN PRACTICE MANAGEMENT             $241.3    $111.6       116.2%   $  469.5    $  180.1       160.7%
% of net revenues                           30.0%     19.0%                   29.9%       16.1%

PHARMACEUTICAL SERVICES                    442.5     349.3        26.7%      865.2       693.0        24.9%
% of net revenues                           54.9%     59.6%                   55.1%       61.9%

DISEASE MANAGEMENT                          96.4     106.0        (9.1%)     188.7       208.9        (9.7%)
% of net revenues                           12.0%     18.1%                   12.0%       18.6%

INTERNATIONAL                               25.4      19.1        33.0%       46.2        38.1        21.3%
% of net revenues                            3.1%      3.3%                    3.0%        3.4%
- -----------------------------------------------------------------------------------------------------------
NET REVENUES                              $805.6    $586.0        37.5%   $1,569.6    $1,120.1        40.1%
- -----------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM CONTINUING
 OPERATIONS
- -----------------------------------------------------------------------------------------------------------
(UNAUDITED,                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
DOLLARS IN MILLIONS)                                JUNE 30,                            JUNE 30,
                                            1996      1995    % CHANGE        1996        1995    % CHANGE
- -----------------------------------------------------------------------------------------------------------
PHYSICIAN PRACTICE MANAGEMENT             $  9.7    $  5.1        90.2%   $   17.7    $    7.0       152.9%
% of segment revenues                        4.0%      4.6%                    3.8%        3.9%

PHARMACEUTICAL SERVICES                     17.1      11.9        43.7%       33.5        22.3        50.2%
% of segment revenues                        3.9%      3.4%                    3.9%        3.2%

DISEASE MANAGEMENT                          16.0      17.9       (10.6%)      31.1        36.2       (14.1%)
% of segment revenues                       16.6%     16.9%                   16.5%       17.3%

INTERNATIONAL                               (0.4)     (0.5)       20.0%       (1.6)       (0.7)     (128.6%)
% of segment revenues                       (1.6%)    (2.6%)                  (3.5%)      (1.8%)

GENERAL CORPORATE                           (3.7)     (4.8)       22.9%       (7.4)       (9.5)       22.1%
- -----------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM
   CONTINUING OPERATIONS                  $ 38.7    $ 29.6        30.7%   $   73.3    $   55.3        32.6%
% of net revenues                            4.8%      5.1%                    4.7%        4.9%
- -----------------------------------------------------------------------------------------------------------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


CONTINUING OPERATIONS-CONTINUED
- -------------------------------

Caremark operates in four industry segments: Physician Practice Management, Pharmaceutical Services, Disease Management and International.

PHYSICIAN PRACTICE MANAGEMENT

This segment's revenues increased 116.2% and 160.7% over the second quarter and first half of 1995, respectively, as a result of same clinic revenue growth and new affiliations in 1995 and early 1996 with Friendly Hills Healthcare Network, Diagnostic Clinic, Glen Ellyn Clinic and CIGNA. Revenues for the remainder of 1996 in this segment are expected to grow as compared to 1995, but at a slower rate given the timing of new affiliations in 1995.

Second quarter and first half operating income in this segment grew 90.2% and 152.9%, respectively, over the same periods of the prior year due to profits from new affiliations, lower headquarters staff spending and efficiencies implemented at existing clinics. These benefits were offset partially by expenses related to cost reduction efforts undertaken in the second quarter of 1996 at Atlanta Medical. Operating margin rates for this segment were 4.0% in the second quarter as compared to 4.6% in the second quarter of 1995 as a result of higher margins being generated from new affiliations, operating efficiencies being implemented at the clinics, and spreading fixed overhead expenses over a larger revenue base, offset by the expenses from cost reduction efforts noted above. First half 1996 operating margin rates were consistent with the same period of the prior year.


PHARMACEUTICAL SERVICES

This segment's revenues grew 26.7% and 24.9% over the second quarter and first half, respectively, of the prior year. This growth is attributable to pharmaceutical price increases, the addition of customers, further penetration of existing customers and the sale of new products.

Operating income grew 43.7% in the second quarter of 1996 and 50.2% for the first half of 1996 as compared to the same periods of 1995. This growth is the result of the higher revenues noted above, a reduction in outsourcing costs and better materials management. As a percentage of revenues, operating income grew to 3.9% for the second quarter and first half of 1996 due to these factors, greater mail service revenues which carry a higher margin and the spreading of fixed overhead expenses over a larger revenue base.


DISEASE MANAGEMENT

Disease Management revenues declined in the second quarter and first half of 1996 as compared to the same periods of 1995 as a result of lower volumes in the hemophilia business resulting from new competition and continued government and managed care pricing pressures for its growth hormone products. Hemophilia revenues declined 7.0% versus the first half of 1995 and growth hormone sales declined 12.1%. In April 1996, Caremark extended its contract with Genentech through 1999 to remain the preferred provider of its growth hormone products in the United States.

Operating income in this segment declined 10.6% in the second quarter and 14.1% for the first half as compared to the same periods of 1995, as a result of the lower pricing and volume noted above. These factors have also caused a decline in the operating margins of this business versus the same periods of 1995. Continuation of these trends could continue to have a negative impact on this segments revenues and operating profits.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

CONTINUING OPERATIONS-CONTINUED
- -------------------------------

INTERNATIONAL

International revenues increased 33.0% in the second quarter and 21.3% for the first half of 1996 as compared to the same periods of 1995 due to increased market penetration and patient gains in most of the countries in which the company operates. Expansion efforts continue in several countries where reform initiatives are transforming health care delivery systems. Caremark has signed a contract to provide prescription benefit management services in the Netherlands. First half operating results for this segment declined $1.1 million over the first half of 1995 due to investment and start-up spending necessary to establish and grow these businesses. Foreign exchange rates did not have a substantial impact on revenues or operating profits.


GENERAL CORPORATE

General corporate spending declined $1.1 million in the second quarter of 1996 and $2.1 million for the first half as compared to the same periods of 1995. These decreases are the result of the divestiture of businesses during 1995 and early 1996 which has allowed the company to reduce its overhead spending.


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

The after-tax gain reflected in the first half of 1996 on disposition of the Nephrology Services business, net of disposal costs, was $2.1 million. First half 1996 discontinued operations also reflects a $65.6 million after-tax charge related to the settlements with private payors discussed in Note 5 and a $3.3 million charge for a reduction in the amount expected to be realized for deferred state net operating loss benefits related to discontinued operations. Discontinued operations for the first half of 1995 reflects the net after-tax gain on the disposal of the Clozaril Patient Management System (which was disposed of effective March 31, 1995) and the Home Infusion business (which was disposed of effective April 1, 1995). Second quarter 1995 discontinued operations also reflects a $145.0 million after-tax charge for the settlement discussed in Note 5 related to the OIG investigation.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Management assesses Caremark's liquidity in terms of its overall ability to mobilize cash to support ongoing operating needs, including capital expenditures, and to fund future acquisitions.

Caremark's total assets as of June 30, 1996 increased 11.0% over December 31, 1995 primarily as a result of the acquisition of the assets of CIGNA and capital expenditures. Net working capital declined $277.9 million due primarily to the impact of the private payor settlements discussed in Note 5 and the classification of $215.0 million of debt borrowed under Caremark's long-term

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
- -------------------------------------------

credit facility as current as of June 30, 1996 as discussed further below. Cash balances increased as a result of the timing of cash disbursements and borrowings. Restricted cash relates to $14.0 million placed in escrow and required to be applied to fund a portion of the private payor settlements discussed in Note 5. Accounts receivable increased as a result of the growth in revenues. Short-term deferred tax assets increased due to the deferred tax benefits related to the private payor settlements discussed in Note 5. Property and equipment increased as a result of capital expenditures and assets acquired in acquisitions. Goodwill and other intangibles increased due to the acquisition of CIGNA. Long-term deferred tax assets declined as this amount is expected to be realized within one year of June 30, 1996. The increase in accounts payable is due to the pre-tax liability recorded in the first quarter of 1996 for the private payor settlements discussed in Note 5 and the timing of cash disbursements. Accrued liabilities increased primarily due to the acquisition of CIGNA.

Short-term debt increased since December 31, 1995 due to higher borrowings under Caremark's short-term credit facility and the inclusion as short-term, at June 30, 1996, of $215.0 million borrowed under Caremark's long-term credit facility. This amount has been classified as current since the waiver granted by the company's lenders in connection with the private payor settlements discussed in
Note 5 does not extend beyond one year. Long-term debt decreased since December 31, 1995 due to the short-term classification of the credit facility borrowings. In total, debt increased $8.6 million since December 31, 1995 due to higher borrowings. Total equity declined since December 31, 1995 primarily as a result of the private payor settlements discussed in Note 5, partially offset by net income from continuing operations.

Caremark's current ratio (current assets divided by current liabilities) as of June 30, 1996 has declined to .77 versus 1.19 at December 31, 1995. This decline is the result of the private payor settlement amount included as accounts payable along with the classification as short-term debt of $215.0 million of borrowings under Caremark's long-term credit facility.

Management believes that the company's cash flows from operations and amounts available under the company's existing credit facilities are sufficient to meet its short-term and long-term operating and capital expenditure requirements.
The settlements with private payors discussed in Note 5 require payments totaling $108.4 million of which $3.3 million has been paid as of March 31, 1996, $101.8 million is due during the remainder of 1996 and $3.3 million in 1997; or, under certain circumstances, $113.9 million plus interest would be due as follows: $35.6 million in 1996 ($3.3 million of which has been paid), $33.3 million in 1997, $25.0 million in 1998 and $20.0 million in 1999.

Simultaneously with or shortly after the completion of the merger discussed in
Note 6, it is anticipated that Caremark's present credit facility will be refinanced with a new revolving credit facility, with MedPartners/Mullikin as the borrower, syndicated with a number of the same lenders that are presently lenders under the Caremark credit facility. In the event that the merger is not consummated prior to expiration of the waivers under the Caremark credit facility, it is anticipated that Caremark's lenders will extend their waivers or enter into a revised credit facility with Caremark.

Cash flows from continuing operations is the Company's principal source of funding to support normal business activities. The Company's positive cash flow from continuing operations was $85.2 million for the six months ended June 30, 1996 versus $65.8 million for the same period of 1995.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
- -------------------------------------------

in information systems and technology. Acquisition spending in the first half of 1996 reflects the acquisition of CIGNA as well as payments related to obligations from physician practice affiliations initiated in prior years. Acquisition spending in the first half of 1995 relates to the affiliations with Friendly Hills Healthcare Network and Diagnostic Clinic.

Cash flows from financing activities of $47.3 million in the first half of 1996 consist of $19.8 million of cash received upon issuances of common stock under employee benefit plans and $27.5 million of net borrowings. Cash flows from discontinued operations in the first half of 1996 include the proceeds received upon the divestiture of the Nephrology Services business. 1995 cash flows from discontinued operations for the six months ended June 30 include the proceeds received from the divestitures of Clozaril Patient Management System and the Home Infusion business.

                          PART II. OTHER INFORMATION

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

In May 1996, two stockholders, each purporting to represent a class, filed (but have not yet served) complaints against Caremark and each of its directors in the Court of Chancery of the State of Delaware alleging breached of the directors' fiduciary duty in connection with Caremark's proposed merger with Medpartners/Mullikin, Inc. The complaints seek unspecified damages, injunctive relief, and attorneys' fees and expenses. The Company intends, if served, to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

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

In May 1996, three pharmacies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark, a subsidiary of Caremark, and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy statute, the antitrust laws and of California's unfair business practice statute. The complaint seeks unspecified treble damages, and attorneys' fees and expenses. Caremark intends to defend this case vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and fraud and negligence in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys' fees and expenses. In June 1996, the complaint filed by one group of stockholders alleging violations of the Securities Exchange Act of 1934 only, was certified as a class. The parties to all of the complaints continue to engage in discovery proceedings. The company

                          PART II. OTHER INFORMATION

                 CAREMARK INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In August 1994 and July 1995, stockholders filed derivative actions on behalf of Caremark in the Court of Chancery of the State of Delaware, the United States District Court for the Northern District of Illinois and the Circuit Court of Cook County in Chicago, Illinois alleging breaches of fiduciary duty, negligence in connection with Caremark's conduct of the business and lack of corporate controls, and seeking unspecified damages, attorneys' fees and expenses. In June 1996, the parties entered into a Stipulation and Agreement of Compromise and Settlement which established proposed terms for the settlement of the case. The Delaware court will conduct a hearing on August 16, 1996 to consider the proposed settlement. Although the proposed settlement does not contemplate the payment of any damages by any defendant, plaintiffs are expected to seek an award of attorneys' fees and expenses not in excess of $1.025 million in conjunction with any approval of the settlement. The Illinois and Cook County Courts have entered stays of all proceedings in those actions pending resolution of the Delaware derivative action. In the event the proposed settlement of the Delaware derivative action is approved by the Delaware court, Caremark anticipates that the Illinois and Cook County derivative actions will be dismissed. If the proposed settlement is not approved, Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also served (but have not yet filed) a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

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

(b)  Reports on Form 8-K
     Caremark filed a current report on Form 8-K dated May 13, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAREMARK INTERNATIONAL INC.
                                       ---------------------------------------
                                               (Registrant)


Date:  August 14, 1996        By:      /s/    Thomas W. Hodson
                                       ---------------------------------------
                                                Thomas W. Hodson
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                duly authorized Officer of
                                                Registrant)

                                 EXHIBIT INDEX

NUMBER     DESCRIPTION OF EXHIBIT
- ------     ----------------------
 3.1       Caremark International Inc. Bylaws, amended as of March 11, 1996
           (incorporated by reference to Exhibit 3.2 of the Registrant's 1995
           Annual Report on Form 10-K, File No. 1-11328)

10.3       Plan and Agreement of Merger, dated May 13, 1996 among the
           Registrant, MedPartners/Mullikin, Inc. and PPM Merger Corporation
           (incorporated by reference to Exhibit 1 of Registrant's Current
           Report on Form 8-K dated May 13, 1996, File No. 1-11328)

11.1       Computation of Primary Earnings Per Common and Common Equivalent
           Share

11.2       Computation of Fully Diluted Earnings Per Common and Common
           Equivalent Share

12.1       Computation of Ratio of Earnings to Fixed Charges

27         Financial Data Schedule